Form 10-Q
period 2015-12-31
British Cambridge, Inc.
filed 2016-02-16
CIK 1657250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-207947

British Cambridge, Inc.

(Exact name of registrant as specified in its charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ground Floor, Unit D, Belvedere Tower San Miguel Avenue, Ortigas Center Pasig City, Philippines	1605
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2016: 241,000,000 shares of common stock.

British Cambridge, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

British Cambridge, Inc.

BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total Liabilities	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock ($.0001 par value, 100,000,000 shares authorized; 3,000,000 issued and outstanding as of December 31, 2015 and September 30, 2015)	300	300

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 241,000,000 shares issued and outstanding as of December 31, 2015 and September 30, 2015)	24,100	24,100

Additional Paid in Capital	18,138	105

Accumulated Deficit	(42,538)	(24,505)
Total Stockholders' Deficit	-	-
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

British Cambridge, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31, 2015

Operating Expenses

Selling, general and administrative	$18,033
Total Operating Expenses	$18,033

Net loss	$(18,033)

Net loss per share - Basic and Diluted	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	241,000,000

See Accompanying Notes to Unaudited Financial Statements

British Cambridge, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,033)
Adjustments to reconcile Net loss to net cash used in operating activities:
Expenses contributed by shareholders	(18,033)
Net cash used in operating activities	-

Net Change in Cash	$-
Cash at beginning of period:	$-
Cash at end of period:	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

British Cambridge, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED December 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

British Cambridge, Inc. (the Company) was incorporated under the laws of the State of Delaware on June 24, 2015. Currently, the Company has available an online education platform that we plan to license to third party universities and colleges for internal use amongst their base of students and faculty members.

Note 2 - Significant Accounting Policies

Basis of presentation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

The results of operations for the three month period ended December 31, 2015 are not necessarily indicative of the results for the full fiscal year ending September 30, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 - Related-Party Transactions

Events

On October 13, 2015 Ms. Leslie Ann C. Galano resigned from the Company as Chief Financial Officer and Mr. Strazzi R. Revil resigned from the Company as Chief Accounting Officer. The previous resignations were not as a result of any disagreements with the Company.

On October 13, 2015 the Company appointed Joseph Lemuel L. Manzano as Chief Accounting Officer and Abdon P. Manaois as Chief Financial Officer.

Monetary Contributions

During the three months ended December 31, 2015, $18,033 in expenses were paid by our President and principal shareholder and are considered contributions to capital and consisted mostly of professional and filing fees.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of British Cambridge, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

Currently, we have available an online education platform that we plan to license to third party universities and colleges for internal use amongst their base of students and faculty members. We plan to market our online platform and improve upon the existing features it offers. For more details on how our platform operates, functions, and for our specific plan to market the platform, while increasing our current level of operations please reference our S-1 Registration Statement filed December 22, 2015.

RESULTS OF OPERATIONS

For the three months ended December 31, 2015

We had no revenue in the three month period ending December 31, 2015. Our operating expenses were $18,033 for the three months ended December 31, 2015. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of December 31, 2015.

As of December 31, 2015 we had no cash and no assets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 for the year ended September 30, 2015.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2015 Hatadi Shapiro Supaat was issued 200,000,000 shares of restricted common stock and 3,000,000 shares of preferred stock all with a par value of .0001. Simultaneously, Teodoro G. Bondoc Jr. was issued 17,000,000 shares of restricted common stock with a par value of .0001. Michael Angelo F. Balagtas was issued 1,000,000 shares of restricted common stock, John N. Bautista was issued 1,000,000 shares of restricted common stock and Meugene M. Guiterrez was issued 1,000,000 shares of restricted common stock, all of which had a par value of .0001. Also on July 30, 2015 Dr. Eduardo Cabantog was issued 20,000,000 shares of restricted common stock with a par value of .0001.

The above stock issuances were issued in exchange for services rendered to developing the Company’s business plan.

We have issued the above shares at par value to the following individuals based off of our own perceived value that each individual has brought to the Company regarding their services.

Information regarding the above share issuances:

* Hatadi Shapiro Supaat is our President and Chairman of the Board of Directors.

* Dr. Eduardo Cabantog is a member of our Board of Directors.

* Teodoro Garcia Bondoc Jr. is our Chief Executive Officer and a member of our Board of Directors.

* Michael Angelo F. Balagtas is an employee of the Company.

* John N. Bautista is an employee of the Company.

* Meugene M. Guiterrez is an employee of the Company.

On September 29, 2015 we purchased the comprehensive rights to an online platform that streamlines online education from British Cambridge College, Inc. in exchange for 1,000,000 shares of restricted common stock in our Company.

On September 29, 2015 we executed a lease agreement with British Cambridge College, a Philippines Company in which they would, every three months, pay a fee of $10,000 to us in exchange for the license to use our platform. British Cambridge College, Inc. does not have the rights to distribute, sell or license the platform to any third parties.

On September 30, 2015 the Company issued 1,000,000 shares of restricted common stock at par value ($0.0001) to British Cambridge College, Inc.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2015 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on November 12, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

British Cambridge, Inc.

Dated: February 16, 2016

By:	/s/ Teodoro G. Bondoc Jr.
Teodoro G. Bondoc Jr., Chief Executive Officer (Principal Executive Officer), Director