Form 10-Q
period 2016-03-31
British Cambridge, Inc.
filed 2016-05-13
CIK 1657250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-207947

British Cambridge, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1801552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ground Floor, Unit D, Belvedere Tower San Miguel Avenue, Ortigas Center Pasig City, Philippines	1605
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2016: 241,042,000 shares of common stock.

British Cambridge, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

British Cambridge, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015

ASSETS
Cash	$44,968	$-
TOTAL ASSETS	$44,968	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total Liabilities	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock ($.0001 par value, 100,000,000 shares authorized; 3,000,000 issued and outstanding as of March 31, 2016 and September 30, 2015)	300	300

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 241,035,000 shares issued and outstanding as of March 31, 2016 and 241,000,000 issued and outstanding as of September 30, 2015)	24,104	24,100

Additional Paid in Capital	61,784	105

Accumulated Deficit	(41,220)	(24,505)
Total Stockholders' Deficit	44,968	-
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$44,968	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

British Cambridge, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2016	For the six months ended March 31, 2016

Revenues
Revenue - related party	$10,000	$10,000
Total Revenues	$10,000	$10,000

Operating Expenses

Selling, general and administrative	$8,622	$26,715
Total Operating Expenses	$8,682	$26,715

Net Profit/ loss	$1,318	$(16,715)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	241,001,792	241,001,792

See Accompanying Notes to Unaudited Financial Statements

-F2-

British Cambridge, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,715)
Adjustments to reconcile Net loss to net cash used in operating activities:
Expenses contributed by shareholders	26,683
Net cash used in operating activities	$9,968

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$35,000

Net Change in Cash	$44,968
Cash at beginning of period:	$-
Cash at end of period:	$44,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

British Cambridge, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED March 31, 2016

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

The results of operations for the six month period ended March 31, 2016 are not necessarily indicative of the results for the full fiscal year ending September 30, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain substantive revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 - Related-Party Transactions

Revenue

We have generated related party revenue in the amount of $10,000. The $10,000 was received from British Cambridge College, a Philippine University of which is in part owned by both our CEO Teodoro G. Bondoc Jr. and President Hatadi Shapiro Supaat. The $10,000 was paid in exchange for the use of our online education platform.

Events

On March 21, 2016 the Company sold 13,000 shares of common stock at $1.00 per share to thirteen investors.

On March 22, 2016 the Company sold 22,000 shares of common stock at $1.00 per share to twenty-two investors.

Of the 35,000 shares sold 1,000 shares were sold at $1.00 to our Director And Julie Rosal and 1,000 shares were sold at $1.00 to our Chief Operating Officer Dr. Aurora L. Jalocon.

Monetary Contributions

During the six months ending March 31, 2016, $26,683 in expenses were paid by our President and principal shareholder and are considered contributions to capital and consisted mostly of professional fees.

NOTE 5 - EQUITY

On March 21, 2016 the Company sold 13,000 shares of common stock at $1.00 per share to thirteen investors.

On March 22, 2016 the Company sold 22,000 shares of common stock at $1.00 per share to twenty-two investors.

Of the 35,000 shares of common stock sold 1,000 shares were sold at $1.00 to our Director And Julie Rosal and 1,000 shares were sold at $1.00 to our Chief Operating Officer Dr. Aurora L. Jalocon.

NOTE 6 - SUBSEQUENT EVENTS

In April of 2016 the Company sold an additional 7,000 shares of our common stock at a price of $1.00 per share.

-F4-

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

RESULTS OF OPERATIONS

For the six months ended March 31, 2016

We have generated revenues of $10,000 for the six month period ended March 31, 2016, of which is attributed to our licensing agreement of our online education platform with British Cambridge College, Inc., a university located in the Philippines.

Our operating expenses were $26,715 for the six months ended March 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the six month period ended March 31, 2016 was $16,715.

On March 21, 2016 the Company sold 13,000 shares of common stock at $1.00 per share to thirteen investors. These shares were registered by the Company via the Company’s S-1 Registration Statement deemed effective on December 30, 2015.

On March 22, 2016 the Company sold 22,000 shares of common stock at $1.00 per share to twenty-two investors. These shares were registered by the Company via the Company’s S-1 Registration Statement deemed effective on December 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2016.

As of March 31, 2016 we had cash consisting of $44,968.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on November 12, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

British Cambridge, Inc.

Dated: May 13, 2016

By:	/s/ Teodoro G. Bondoc Jr.
Teodoro G. Bondoc Jr., Chief Executive Officer (Principal Executive Officer), Director