Form 10-Q
period 2016-06-30
British Cambridge, Inc.
filed 2016-08-15
CIK 1657250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2016: 241,042,000 shares of common stock.

British Cambridge, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

British Cambridge, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015

ASSETS
Cash	$151,905	$-
TOTAL ASSETS	$151,905	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Customer Advances - related party	$35,000	$-
Total Liabilities	$35,000	$-

STOCKHOLDERS' DEFICIT:
Preferred stock ($.0001 par value, 100,000,000 shares authorized; 3,000,000 issued and outstanding as of June 30, 2016 and September 30, 2015)	300	300

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 241,042,000 shares issued and outstanding as of June 30, 2016 and 241,000,000 issued and outstanding as of September 30, 2015)	24,104	24,100

Additional Paid in Capital	75,534	105

Accumulated Equity (Deficit)	16,967	(24,505)
Total Stockholders' Equity (Deficit)	116,905	-
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$151,905	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

British Cambridge, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2016	For the nine months ended June 30, 2016

Revenues
Revenue - related party	$65,000	$75,000
Total Revenues	$65,000	$75,000

Operating Expenses

Selling, general and administrative	$6,813	$33,528
Total Operating Expenses	$6,813	$33,528

Net Income	$58,187	$41,472

Net Income per share - Basic	$0.00	$0.00

Net Income per share - Diluted	$0.00	$0.00

Weighted average number of common shares outstanding - Basic	241,040,308	241,014,584

Weighted average number of common shares outstanding - Diluted	244,040,308	244,014,584

See Accompanying Notes to Unaudited Financial Statements

-F2-

British Cambridge, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,472
Adjustments to reconcile Net income to net cash used in operating activities:
Expenses contributed by shareholders	33,433
Changes in assets and liabilities
Customer Advances	$35,000
Net cash used in operating activities	$109,905

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$42,000

Net Change in Cash	$151,905
Cash at beginning of period:	$-
Cash at end of period:	$151,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

British Cambridge, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED June 30, 2016

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

The results of operations for the nine month period ended June 30, 2016 are not necessarily indicative of the results for the full fiscal year ending September 30, 2016.

The company was incorporated on 6/24/15. The Profit and Loss as well as Cash Flows for the period from 6/24/15 to 6/30/15 should be presented with a comparative period. However, this was not done previously due to the fact that the Company had no transactions that had been booked until July of 2015.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Revenue

We have generated related party revenue in the amount of $75,000 in the nine month period ended June 30, 2016. The $75,000 was received from British Cambridge College, a Philippine University of which is in part owned by both our CEO Teodoro G. Bondoc Jr. and President Hatadi Shapiro Supaat. The $75,000 was paid in exchange for the use of our online education platform.

On April 1, 2016 a new lease agreement was made between the Company and British Cambridge College Inc. whereby British Cambridge College Inc. would lease the online platform from the Company for $100,000 per year for ten years beginning 10/1/15. As a result of the new agreement both parties agreed to cancel the previous agreement in which British Cambridge College, Inc. was to pay $10,000 to the Company each quarter. Any monies paid have been agreed to be credited towards the terms of the new agreement.

The form S-1 filed previously on December 22, 2015 references the previous agreement between the Company and British Cambridge, Inc., which is now cancelled and revised per the above agreement.

On August 1, 2016 the active agreement between British Cambridge, Inc. and British Cambridge College, executed on April 1, 2016 was revised to include more specific payment terms. The agreement was edited so that it specifically states the following: “The Lessee agrees to pay the Lessor the amount of $100,000 U.S. Dollars every year. If agreed upon by both parties the funds may be paid in another currency. The $100,000 payment is to be made yearly. It can be made in installments at any time throughout the course of the year so long as the full amount has been paid by the year end September 31.”

Customer Advances

During the three month period ended June 30, 2016, we received an additional $35,000 in advance payments from British Cambridge College to be used in the future as payment for the use of our online education platform.

Monetary Contributions

During the nine months ending June 30, 2016, $33,433 in expenses were paid by our President and principal shareholder and are considered contributions to capital and consisted mostly of professional fees.

NOTE 5 - EQUITY

On March 21, 2016 the Company sold 13,000 shares of common stock at $1.00 per share to thirteen investors.

On March 22, 2016 the Company sold 22,000 shares of common stock at $1.00 per share to twenty-two investors.

Of the 35,000 shares of common stock sold 1,000 shares were sold at $1.00 to our Director And Julie Rosal, 1,000 shares were sold at $1.00 to our Chief Operating Officer Dr. Aurora L. Jalocon, and 1,000 shares were sold at $1.00 to our Chief Accounting Officer Joseph L. Manzano.

On April 22, 2016 the Company sold 7,000 shares of common stock at $1.00 per share to seven investors.

NOTE 6 - SUBSEQUENT EVENTS

On August 1, 2016 the active agreement between British Cambridge, Inc. and British Cambridge College, executed on April 1, 2016 was revised to include more specific payment terms. The agreement was edited so that it specifically states the following: “The Lessee agrees to pay the Lessor the amount of $100,000 U.S. Dollars every year. If agreed upon by both parties the funds may be paid in another currency. The $100,000 payment is to be made yearly. It can be made in installments at any time throughout the course of the year so long as the full amount has been paid by the year end September 31.”

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2016

We have generated related party revenues of $65,000 for the three month period ended June 30, 2016, of which is attributed to our licensing agreement of our online education platform with British Cambridge College, Inc., a university located in the Philippines.

Our operating expenses were $6,813 for the three months ended June 30, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net income for the three month period ended June 30, 2016 was $58,187.

For the nine months ended June 30, 2016

We have generated related party revenues of $75,000 for the nine month period ended June 30, 2016, of which is attributed to our licensing agreement of our online education platform with British Cambridge College, Inc., a university located in the Philippines.

Our operating expenses were $33,528 for the nine months ended June 30, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net income profit for the nine month period ended June 30, 2016 was $41,472.

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

On April 22, 2016 the Company sold 7,000 shares of common stock at $1.00 per share to seven investors.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2016.

As of June 30, 2016 we had cash consisting of $151,905.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 1, 2016 a new lease agreement was made between the Company and British Cambridge College Inc. whereby British Cambridge College Inc. would lease the online platform from the Company for $100,000 per year for ten years beginning 10/1/15. As a result of the new agreement both parties agreed to cancel the previous agreement in which British Cambridge College, Inc. was to pay $10,000 to the Company each quarter. Any monies paid have been agreed to be credited towards the terms of the new agreement.

The form S-1 filed previously on December 22, 2015 references the previous agreement between the Company and British Cambridge, Inc., which is now cancelled and revised per the above agreement.

On August 1, 2016 the active agreement between British Cambridge, Inc. and British Cambridge College, executed on April 1, 2016 was revised to include more specific payment terms. The agreement was edited so that it specifically states the following: “The Lessee agrees to pay the Lessor the amount of $100,000 U.S. Dollars every year. If agreed upon by both parties the funds may be paid in another currency. The $100,000 payment is to be made yearly. It can be made in installments at any time throughout the course of the year so long as the full amount has been paid by the year end September 31.”

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on November 12, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

British Cambridge, Inc.

Dated: August 11, 2016

By:	/s/ Teodoro G. Bondoc Jr.
Teodoro G. Bondoc Jr., Chief Executive Officer (Principal Executive Officer), Director