Form 10-K/A
period 2016-09-30
British Cambridge, Inc.
filed 2017-01-17
CIK 1657250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note: This 10-K/A is being filed to amend a clerical error in the Report of the Independent Registered Public Accounting Firm on page F2. The date of the report was incorrectly dated 1/12/16 in the previous filing and is herein amended to the appropriate date (1/13/16).

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

January 13, 2016

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