Form 10-Q
period 2016-12-31
British Cambridge, Inc.
filed 2017-02-14
CIK 1657250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2017: 241,042,000 shares of common stock.

BRITISH CAMBRIDGE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BRITISH CAMBRIDGE, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	September 30, 2016

ASSETS
Cash	$89,417	$137,533
Prepaid Expenses - related party	27,500	-
TOTAL ASSETS	116,917	137,533

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accrued Expenses	$5,399	$-
Income taxes payable	20,232	20,232
Total Liabilities	25,631	20,232

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.0001 par value, 100,000,000 shares authorized; 3,000,000 issued and outstanding as of December 31, 2016 and September 30, 2016)	300	300

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 241,042,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016)	24,104	24,104

Additional Paid in Capital	79,829	79,829

Accumulated Equity (Deficit)	(12,947)	13,068
Total Stockholders' Equity (Deficit)	91,286	117,301
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$116,917	$137,533

See Accompanying Notes to Unaudited Financial Statements

-F1-

BRITISH CAMBRIDGE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Operating Expenses

Selling, general and administrative	$26,015	$18,033
Total Operating Expenses	26,015	18,033

Net loss	$(26,015)	$(18,033)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	241,033,554	241,000,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

BRITISH CAMBRIDGE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31, 2016	Three months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$(26,015)	$(18,033)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	18,033
Changes in current assets and liabilities:
Accrued expenses	5,399	-
Prepaid Expenses - related party	(27,500)	-
Net cash used in operating activities	(48,116)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	42,000	-
Payment to affiliate for the buyback of common shares	(42,000)	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(48,116)	-
Cash and cash equivalents at beginning of year	137,533	-
Cash and cash equivalents at end of year	$89,417	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

-F3-

BRITISH CAMBRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

British Cambridge, Inc. (the Company) was incorporated under the laws of the State of Delaware on June 24, 2015. Currently, the Company is a business consulting company specifically focused on providing small businesses with consulting services relating to going public on the Over-the-Counter (OTC) Marketplace, a United States Financial Listing Platform, and may evaluate assisting companies to go public on other, as of this time, unidentified exchanges. From time to time, upon request, we may also assist our clients in becoming SEC Reporting via a Form 10, an S-1 Registration Statement or other comparable Registration Statement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K/A,  have been omitted.

The results of operations for the three month period ended December 31, 2016 are not necessarily indicative of the results for the full fiscal year ending September 30, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have current revenue sources and has historically had net losses from continuing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain substantive revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTION

On October 29, 2016 the Company and British Cambridge College Inc. entered into a consulting agreement whereby British Cambridge College, Inc. will provide consulting services for the Company for a period of four months from December 1, 2016 to March 31, 2017 in exchange for $30,000. Additionally, British Cambridge College Inc. will conduct market research for the Company for a period of two months from December 1, 2016 to January 31, 2017 in exchange for an additional $10,000.  A payment of $40,000 was made to British Cambridge College, Inc. by the company in November 2016 for these services. During the three months ended December 31, 2016 the Company expensed $12,500 related to this agreement and there is prepaid expense- related party balance of $27,500 at December 31, 2016.

NOTE 5 - EQUITY

On March 21, 2016 the Company sold 13,000 shares of common stock for cash at $1.00 per share to thirteen investors.

On March 22, 2016 the Company sold 22,000 shares of common stock for cash at $1.00 per share to twenty-two investors.

On April 22, 2016 the Company sold 7,000 shares of common stock at $1.00 per share to seven investors.

Of the total 42,000 shares of common stock sold for $42,000 cash 1,000 shares were sold at $1.00 to our Director And Julie Rosal, 1,000 shares were sold at $1.00 to our Chief Operating Officer Dr. Aurora L. Jalocon, and 1,000 shares were sold at $1.00 to our Chief Accounting Officer Joseph L. Manzano.

On September 16, 2016 the Board of Directors took the following actions: In response to the Company’s change in operations the Company approved to conduct a “buy-back program”, whereupon the shareholders who had invested in the Company under its previous operations were refunded their investment and given the option to repurchase the Company’s common shares for the amount of $1.00 per share. The buy-back program commenced on October 1, 2016. The Company gave $42,000 to British Cambridge College Inc. to pay the investors directly for the buyback of the common shares. The Company subsequently resold 42,000 shares following the buyback at a price of $1.00 per share. The original shares issued were cancelled as of December 31, 2016.

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

For the three months ended December 31, 2016

We have generated no revenue for the three month period ended December 31, 2016. Our operating expenses were $26,015 for the three months ended December 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the three month period ended December 31, 2016 was $(26,015). Our operating expenses are greater than the three months ended December 31, 2015 due to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of December 31, 2016.

As of December 31, 2016 we had cash consisting of $89,417.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

There have been no material changes to the risk factors contained in our 10-K for the year ended September 30, 2016.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

On September 16, 2016  the Board of Directors took the following actions: In response to the Company’s change in operations the Company conducted a buy-back program, whereupon the shareholders who had invested in the Company under its previous operations were refunded their investment and given the option to repurchase those same shares for the amount of $1.00 per share. The “buyback program commenced on October 1, 2016. The Company subsequently resold 42,000 shares following the buyback at a price of $1.00 per share.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on November 12, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

British Cambridge, Inc.

Dated: February 14, 2017

By:	/s/Teodoro G. Bondoc Jr.
Teodoro G. Bondoc Jr., Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2017

By:	/s/Abdon P. Manaois
Abdon P. Manaois, Chief Financial Officer (Principal Financial Officer)